Form 10-Q
period 2021-06-30
Accelerate Acquisition Corp.
filed 2021-08-03
CIK 1838883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 3, 2021, 40,000,000 Class A common stock, par value $0.0001, and 10,000,000 Class B common stock, par value $0.0001, were issued and outstanding.

ACCELERATE ACQUISITION CORP.
Quarterly Report on Form 10-Q

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ACCELERATE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$1,237,406	$—
Prepaid expenses	950,333	—
Total Current Assets	2,187,739	—

Deferred offering costs	—	30,000
Cash and investments held in Trust Account	400,010,960	—
TOTAL ASSETS	$402,198,699	$30,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current liabilities
Accounts payable and accrued expenses	$238,274	$1,000
Accrued offering costs	—	5,000
Total Current Liabilities	238,274	6,000

Deferred underwriting fee payable	14,000,000	—
Warrant liability	25,640,000	—
Total Liabilities	39,878,274	6,000

Commitments and Contingencies
Class A common stock subject to possible redemption; 35,732,042 shares at a redemption value of $10.00 per share	357,320,420	—

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; 4,267,958 issued and outstanding (excluding 35,732,042 subject to possible redemption) as of June 30, 2021 and no issued and outstanding at December 31, 2020.	427	—
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 10,000,000 and 11,500,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively (1)	1,000	1,150
Additional paid-in capital	10,213,470	23,850
Accumulated deficit	(5,214,892)	(1,000)
Total Stockholders’ Equity	5,000,005	24,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$402,198,699	$30,000

(1)	At December 31, 2020, included up to 1,500,000 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACCELERATE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
Operating and formation costs	$356,996	$1,284,852
Loss from operations	(356,996)	(1,284,852)

Other income (expense):
Interest earned on investments held in Trust Account	9,974	10,960
Change in fair value of warrants	(11,586,668)	(3,940,000)
Total other income (expense), net	(11,576,694)	(3,929,040)

Income (Loss) before income taxes	(11,933,690)	(5,213,892)
Benefit (Provision) for income taxes	—	—
Net loss	$(11,933,690)	$(5,213,892)

Weighted average shares outstanding, Class A redeemable common stock	40,000,000	40,000,000

Basic and diluted net income per share, Class A redeemable common stock	$0.00	$0.00

Weighted average shares outstanding, Class B non-redeemable common stock	10,000,000	10,000,000

Basic and diluted net loss per share, Class B non-redeemable common stock	$(1.19)	$(0.52)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ACCELERATE ACQUISITION CORP.

CONDENSED STATEMENTS OF

CHANGES IN STOCKHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

	Class A Common Stock		Class B Common Stock(1)		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2021	—	$—	11,500,000	$1,150	$23,850	$(1,000)	$24,000

Sale of 40,000,000 Units, net of underwriting discounts	40,000,000	4,000	—	—	364,206,317	—	364,210,317

Cash paid in excess of fair value for Private Placement Warrants	—	—	—	—	3,300,000	—	3,300,000

Forfeiture of Founder Shares	—	—	(1,500,000)	(150)	150	—	—

Common stock subject to possible redemption	(36,925,411)	(3,693)	—	—	(367,530,317)	(1,720,103)	(369,254,113)

Net income	—	—	—	—	—	6,719,798	6,719,798

Balance – March 31, 2021	3,074,589	$307	10,000,000	$1,000	$—	$4,998,695	$5,000,002

Change in common stock subject to possible redemption	1,193,369	120	—	—	10,213,470	1,720,103	11,933,693

Net loss	—	—	—	—	—	(11,933,690)	(11,933,690)

Balance – June 30, 2021	4,267,958	$427	10,000,000	$1,000	$10,213,470	$(5,214,892)	$5,000,005

(1)	At December 31, 2020, included up to 1,500,000 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

ACCELERATE ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2021 (UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(5,213,892)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(10,960)
Change in fair value of warrant liability	3,940,000
Transaction costs incurred in connection with IPO	801,198
Changes in operating assets and liabilities:
Prepaid expenses	(950,333)
Accounts Payable and Accrued expenses	237,274
Net cash used in operating activities	(1,196,713)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(400,000,000)
Net cash used in investing activities	(400,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	392,000,000
Proceeds from sale of Private Placement Warrants	11,000,000
Proceeds from promissory note – related party	148,311
Repayment of promissory note – related party	(148,311)
Payment of offering costs	(565,881)
Net cash provided by financing activities	402,434,119

Net Change in Cash	1,237,406
Cash – Beginning of period	—
Cash – End of period	$1,237,406

Non-Cash investing and financing activities:
Initial classification of Class A common stock subject to possible redemption	$361,733,090
Change in value of Class A common stock subject to possible redemption	$(4,412,670)
Deferred underwriting fee payable	$14,000,000
Forfeiture of Founder Shares	$(150)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ACCELERATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from December 30, 2020 (inception) through June 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on March 17, 2021. On March 22, 2021, the Company consummated the Initial Public Offering of 40,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $400,000,000 which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 7,333,333 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to Accelerate Acquisition Sponsor, LLC (the “Sponsor”), generating gross proceeds of $11,000,000, which is described in Note 4.

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

JUNE 30, 2021

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

The Company will only proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by applicable law or stock exchange rules and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange rules, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5), and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

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

ACCELERATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The representative of the underwriters has agreed to waive its rights to the deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on March 18, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

ACCELERATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs were allocated on a relative fair value basis between stockholders’ equity and expense. The portion of offering costs allocated to the Public Warrants has been charged to expense. The portion of offering costs allocated to the public shares has been charged to stockholders’ equity. On June 30, 2021, offering costs totaled $22,590,881 (consisting of $8,000,000 of underwriting fees, $14,000,000 of deferred underwriting fees and $590,881 of other offering costs), of which $801,198 was charged to expense and $21,789,683 was charged to stockholders’ equity.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021, the 35,732,042 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

ACCELERATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Warrant Liability

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The Private Warrants and the Public Warrants for periods where no observable traded price was available are valued using a lattice model, specifically a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology. The Private Placement Warrants are valued using a lattice model, specifically a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement’s carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2021, the Company had a deferred tax asset of approximately $99,000, which had a full valuation allowance recorded against it. The Company’s deferred tax assets were deemed to be de minimis as of December 31, 2020.

The Company’s current taxable income primarily consists of interest earned on the Trust Account. The Company’s operating and formation costs are generally considered start-up costs and are not currently deductible. During the three and six months ended June 30, 2021, the Company recorded no income tax expense. The Company’s effective tax rate for three and six months ended June 30, 2021 was approximately 0%, which differs from the expected income tax rate due to the start-up costs, change in warrant valuation, transaction costs, and valuation allowance (discussed above) which are not currently deductible.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The provision for income taxes was deemed to be de minimus as of June 30, 2021.

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

ACCELERATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The Company’s statements of operations includes a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Class A redeemable common stock outstanding since original issuance. Net loss per share, basic and diluted, for Class B non-redeemable common stock is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable common stock, by the weighted average number of Class B non-redeemable common stock outstanding for the period. Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except share amounts):

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
Redeemable Class A Common Stock
Numerator: Income allocable to Redeemable Class A Common Stock
Interest Income	$9,974	$10,960
Income and Franchise Tax	(9,974)	(10,960)
Net Income	$—	$—
Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	40,000,000	40,000,000
Income/Basic and Diluted Redeemable Class A Common Stock	$0.00	$0.00

Non-Redeemable Class A and Class B Common Stock
Numerator: Net Loss minus Redeemable Net Earnings
Net Loss	$(11,933,690)	$(5,213,892)
Redeemable Net Income	—	—
Non-Redeemable Net Loss	$(11,933,690)	$(5,213,892)
Denominator: Weighted Average Non-Redeemable Class B Common Stock
Non-Redeemable Class B Common Stock, Basic and Diluted	10,000,000	10,000,000
Loss/Basic and Diluted Non-Redeemable Class B Common Stock	$(1.19)	$(0.52)

ACCELERATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging --Contracts in Entity’ Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’ Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 3. PUBLIC OFFERING

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 7,333,333 Private Placement Warrants, at a price of $1.50 per warrant, or $11,000,000 in the aggregate. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 7). A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless.

ACCELERATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

NOTE 5. RELATED PARTY TRANSACTIONS

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

Administrative Services Agreement

The Company entered into an agreement, commencing on March 22, 2021, pursuant to which the Company will pay a monthly fee of $10,000 to the Sponsor for administrative services including office space, utilities and secretarial support provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2021, the Company incurred and paid $30,000 in fees for these services.

Promissory Note — Related Party

On December 31, 2020, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. Accelerate Acquisition Corp. no longer borrows on this facility. The Promissory Note was non-interest bearing and payable on the earlier of June 30, 2021 or the consummation of the Initial Public Offering. As of June 30, 2021 and December 31, 2020, there was $0 outstanding under the Promissory Note.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2021 and December 31, 2020, there were no amounts outstanding under the Working Capital Loans.

ACCELERATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

NOTE 6. COMMITMENTS

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of June 30, 2021, there were 4,267,958 shares of Class A common stock issued and outstanding, excluding 35,732,042 shares of Class A common stock subject to possible redemption. As of December 31, 2020, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of June 30, 2021, there were 10,000,000 shares of common stock issued and outstanding, and as of December 31, 2020, there was 11,500,000 shares of common stock outstanding with 1,500,000 shares subject to forfeiture. As a result of the underwriters’ election not to exercise their over-allotment, 1,500,000 shares of Class B common stock were forfeited.

ACCELERATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

NOTE 8. WARRANTS

Warrants —As of June 30, 2021, there were 13,333,333 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 12 months from the closing of the Initial Public Offering and (b) 30 days after the completion of a Business Combination. The warrants will expire five years after the completion of a Business Combination.

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

ACCELERATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

ACCELERATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

NOTE 9. FAIR VALUE MEASUREMENTS

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

At June 30, 2021, assets held in the Trust Account were comprised of $400,010,960 in money market funds which are invested primarily in U.S. Treasury Securities. During the three and six months ended June 30, 2021, the Company did not withdraw any interest income from the Trust Account.

ACCELERATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	June 30, 2021
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$400,010,960

Liabilities:
Warrant Liability – Public Warrants	1	16,400,000
Warrant Liability – Private Placement Warrants	3	9,240,000

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying June 30, 2021 condensed balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

The Public Warrants were initially valued using a lattice model, specifically a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology. As of June 30, 2021, the Public Warrants were valued using the instrument’s publicly listed trading price as of the balance sheet date, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market.

The Private Placement Warrants were valued using a lattice model, specifically a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of our ordinary shares. The expected volatility of the Company’s ordinary shares was determined based on the implied volatility of the Public Warrants.

The following table presents the quantitative information regarding Level 3 fair value measurements:

Input:	June 30, 2021
Risk-free interest rate	0.90%
Effective Expiration date	8/01/2026
Expected volatility	20.3%
Exercise price	$11.50
Stock price	$9.69

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on March 22nd, 2021	7,700,000	14,000,000	21,700,000
Change in valuation inputs or other assumptions	1,540,000	2,400,000	3,940,000
Fair value as of June 30, 2021	$9,240,000	16,400,000	25,640,000

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the three months ended June 30, 2021.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 30, 2020 (inception) through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had net loss of approximately $11.9 million, which consists of loss of approximately $11.6 million derived from the changes in fair value of the warrant liability offset by operation costs of approximately $0.3 million.

For the six months ended June 30, 2021, we had net loss of approximately $5.2 million, which consists of loss of approximately $3.9 million derived from the changes in fair value of the warrant liability offset by operation costs of approximately $1.3 million.

Liquidity and Capital Resources

On March 22, 2021, we consummated the Initial Public Offering of 40,000,000 Units at $10.00 per Unit, generating gross proceeds of $400,000,000 which is described in Note 4. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 7,333,333 Private Placement Warrants at a price of $1.50 per Private Placement Warrant in a private placement to the Sponsor, generating gross proceeds of $11,000,000, which is described in Note 5.

For the six months ended June 30, 2021, cash used in operating activities was approximately $1.2 million. Net loss of approximately 5.2 million was affected by noncash charges (income) related to the change in fair value of the warrant liability of approximately $(3.9) million and transaction costs associated with the IPO of approximately $0.8 million. Net changes in operating assets and liabilities used approximately $0.7 million of cash for operating activities.

As of June 30, 2021, we had investments held in the Trust Account of $400,010,960 (including approximately $10,960 of interest) consisting of money market funds which are invested primarily in U.S. Treasury Securities. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2021, we have not withdrawn any interest earned from the Trust Account.

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

As of June 30, 2021, we had cash of $1,237,406. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Liability

We account for the Warrants in accordance with the guidance contained in ASC 815-40, under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value in respect of each reporting period. This liability is subject to re-measurement at each balance sheet date until the Warrants are exercised, and any change in fair value is recognized in our statement of operations. The Private Warrants and the Public Warrants for periods where no observable traded price was available are valued using a lattice model, specifically a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology. For periods subsequent to the severability of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

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

Net Income (Loss) Per Common Share

We apply the two-class method in calculating earnings per share. Net income per common share, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Class A redeemable common stock outstanding for the period. Net loss per common share, basic and diluted for Class B non-redeemable common stock is calculated by dividing the net income, less income attributable to Class A redeemable common stock, by the weighted average number of Class B non-redeemable common stock outstanding for the period presented.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation and in light of the material weakness in internal controls described below, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective. Our internal control over financial reporting did not result in the proper accounting classification of the Private Placement Warrants and Public Warrants we issued in March 2021 which, due to its impact on our financial statements, we determined to be a material weakness. This mistake in classification was brought to our attention only when the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) dated April 12, 2021 (the “SEC Statement”). The SEC Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those we issued at the time of our initial public offering in March 2021.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has identified a material weakness in internal controls related to the accounting for warrants issued in connection with our Initial Public Offering, as described above. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

PART II—OTHER INFORMATION

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

As described elsewhere in this Quarterly Report on Form 10-Q, we identified a material weakness in our internal control over financial reporting related to the accounting for the warrants we issued in connection with our initial public offering. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of June 30, 2021.

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

As a result, included on our consolidated balance sheet as of June 30, 2021 contained elsewhere in this Quarterly Report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statements of operations. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 3rd day of August 2021.

ACCELERATE ACQUISITION CORP.

By:	/s/ Robert Nardelli
Name:	Robert Nardelli
Title:	Chief Executive Officer

By:	/s/ Michael Simoff
Name:	Michael Simoff
Title:	Chief Financial Officer