Form 10-Q
period 2021-09-30
Accelerate Acquisition Corp.
filed 2021-11-04
CIK 1838883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 4, 2021, 40,000,000 Class A common stock, par value $0.0001, and 10,000,000 Class B common stock, par value $0.0001, were issued and outstanding.

ACCELERATE ACQUISITION CORP.
Quarterly Report on Form 10-Q

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ACCELERATE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$1,170,560	$—
Prepaid expenses	807,595	—
Total Current Assets	1,978,155	—

Deferred offering costs	—	30,000
Cash and investments held in Trust Account	400,021,043	—
TOTAL ASSETS	$401,999,198	$30,000

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO REDEMPTION AND STOCKHOLDERS’ (DEFICIT) EQUITY
Liabilities
Current liabilities
Accounts payable and accrued expenses	$314,214	$1,000
Accrued offering costs	—	5,000
Total Current Liabilities	314,214	6,000

Deferred underwriting fee payable	14,000,000	—
Warrant liability	19,496,933	—
Total Liabilities	33,811,147	6,000

Commitments and Contingencies
Class A common stock subject to possible redemption; $0.0001 par value, 500,000,000 shares authorized; 40,000,000 and no shares at a redemption value of $10.00 per share as of September 30, 2021 and December 31, 2020, respectively	400,000,000	—

Stockholders’ (Deficit) Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 10,000,000 and 11,500,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively (1)	1,000	1,150
Additional paid-in capital	—	23,850
Accumulated deficit	(31,812,949)	(1,000)
Total Stockholders’ (Deficit) Equity	(31,811,949)	24,000
TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO REDEMPTION AND STOCKHOLDERS’ (DEFICIT) EQUITY	$401,999,198	$30,000

(1)	At December 31, 2020, included up to 1,500,000 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 6).

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACCELERATE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021
Operating and formation costs	$285,524	$1,570,376
Loss from operations	(285,524)	(1,570,376)

Other income:
Interest earned on investments held in Trust Account	10,083	21,043
Change in fair value of warrants	6,143,067	2,203,067
Total other income	6,153,150	2,224,110

Net income	$5,867,626	$653,734

Weighted average shares outstanding, Class A common stock	40,000,000	28,235,294

Basic and diluted net income per share, Class A common stock	$0.12	$0.02

Weighted average shares outstanding, Class B common stock	10,000,000	10,000,000

Basic and diluted net income per share, Class B common stock	$0.12	$0.02

The accompanying notes are an integral part of the unaudited condensed financial statements.

ACCELERATE ACQUISITION CORP.

CONDENSED STATEMENTS OF

CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

REVISED

	Class B Common Stock(1)		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance — January 1, 2021	11,500,000	$1,150	$23,850	$(1,000)	$24,000

Accretion for Class A Common Stock to redemption amount	—	—	(3,324,000)	(32,465,683)	(35,789,683)

Cash paid in excess of fair value for Private Placement Warrants	—	—	3,300,000	—	3,300,000

Forfeiture of Founder Shares	(1,500,000)	(150)	150	—	—

Net income	—	—	—	6,719,798	6,719,798

Balance – March 31, 2021 (unaudited)	10,000,000	$1,000	$—	$(25,746,885)	$(25,745,885)

Net loss	—	—	—	(11,933,690)	(11,933,690)

Balance – June 30, 2021 (unaudited)	10,000,000	$1,000	$—	$(37,680,575)	$(37,679,575)

Net income	—	—	—	5,867,626	5,867,626

Balance – September 30, 2021 (unaudited)	10,000,000	$1,000	$—	$(31,812,949)	$(31,811,949)

(1)	At December 31, 2020, included up to 1,500,000 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 6).

The accompanying notes are an integral part of the unaudited condensed financial statements.

ACCELERATE ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$653,734
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(21,043)
Change in fair value of warrant liability	(2,203,067)
Transaction costs incurred in connection with IPO	801,198
Changes in operating assets and liabilities:
Prepaid expenses	(807,595)
Accounts Payable and Accrued expenses	313,214
Net cash used in operating activities	(1,263,559)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(400,000,000)
Net cash used in investing activities	(400,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	392,000,000
Proceeds from sale of Private Placement Warrants	11,000,000
Proceeds from promissory note – related party	148,311
Repayment of promissory note – related party	(148,311)
Payment of offering costs	(565,881)
Net cash provided by financing activities	402,434,119

Net Change in Cash	1,170,560
Cash – Beginning of period	—
Cash – End of period	$1,170,560

Non-Cash investing and financing activities:
Deferred underwriting fee payable	$14,000,000
Forfeiture of Founder Shares	$(150)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ACCELERATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from December 30, 2020 (inception) through September 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

SEPTEMBER 30, 2021

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

If the Company seeks stockholder approval, the Company will only proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by applicable law or stock exchange rules and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange rules, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6), and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

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

The Company will have until March 22, 2023 to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

ACCELERATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

NOTE 2. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management identified errors made in its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly classified its Class A common stock subject to possible redemption. The Company previously classified the Class A common stock subject to possible redemption as temporary equity to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the temporary equity should include all shares of Class A common stock subject to possible redemption. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued IPO Balance Sheet and Form 10-Qs will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided.

In connection with the change in presentation for the Class A common stock subject to redemption, the Company also revised its earnings per share calculated to allocate net income (loss) evenly to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rate in the income (loss) of the Company.

ACCELERATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The impact of the revision on the Company’s financial statements is reflected in the following table.

Balance Sheet as of March 22, 2021 (audited)	As Previously Reported	Adjustment	As Revised
Class A common stock subject to possible redemption	$361,733,090	$38,266,910	$400,000,000
Class A common stock	$383	$(383)	$—
Additional paid-in capital	$5,800,844	$(5,800,844)	$—
Accumulated deficit	$(802,223)	$(32,465,683)	$(33,267,906)
Total Stockholders’ Equity (Deficit)	$5,000,004	$(38,266,910)	$(33,266,906)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on March 18, 2021. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

SEPTEMBER 30, 2021

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs were allocated on a relative fair value basis between stockholders’ equity and expense. The portion of offering costs allocated to the Public Warrants has been charged to expense. Offering costs associated with the Class A common stock issued were initially charged to temporary equity and then accreted to common stock subject to redemption upon the completion of the Initial Public Offering. On September 30, 2021, offering costs totaled $22,590,881 (consisting of $8,000,000 of underwriting fees, $14,000,000 of deferred underwriting fees and $590,881 of other offering costs), of which $801,198 was charged to expense and $21,789,683 was charged to stockholders' equity.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stocks to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A common stocks resulted in charges against additional paid-in capital and accumulated deficit.

At September 30, 2021, the Class A common stocks reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$400,000,000
Less:
Proceeds allocated to Public Warrants	(14,000,000)
Class A common stock issuance costs	(21,789,683)
Plus:
Accretion of carrying value to redemption value	35,789,683

Class A common stocks subject to possible redemption	$400,000,000

ACCELERATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Warrant Liability

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The Private Warrants and the Public Warrants for periods where no observable traded price was available are valued using a lattice model, specifically a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date. The Private Warrants were initially valued using a lattice model, specifically a bionomal lattice model incorporating the Cox-Ross-Rubenstein methodology. As of September 30, 2021, the fair value of the Private Warrants was the equivalent to that of the Public Warrants as they had substantially the same terms.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement’s carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2021, the Company had a deferred tax asset of approximately $150,000, which had a full valuation allowance recorded against it. The Company’s deferred tax assets were deemed to be de minimis as of December 31, 2020.

The Company’s current taxable income primarily consists of interest earned on the Trust Account. The Company’s operating and formation costs are generally considered start-up costs and are not currently deductible. During the three and nine months ended September 30, 2021, the Company recorded no income tax expense. The Company’s effective tax rate for three and nine months ended September 30, 2021 was approximately 0%, which differs from the expected income tax rate due to the start-up costs, change in warrant valuation, transaction costs, and valuation allowance (discussed above) which are not currently deductible.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The provision for income taxes was deemed to be de minimus as of September 30, 2021.

Net Income (Loss) per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of common stocks outstanding for the period. The Company applies the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stocks is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 20,666,666 Class A common stocks in the aggregate. As of September 30, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stocks and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.

ACCELERATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The following table reflects the calculation of basic and diluted net income per common stock (in dollars, except per share amounts):

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock
Numerator:
Allocation of net income, as adjusted	$4,694,101	$1,173,525	$482,758	$170,977
Denominator:
Basic and diluted weighted average shares outstanding	40,000,000	10,000,000	28,235,294	10,000,000

Basic and diluted net income per common stock	$0.12	$0.12	$0.02	$0.02

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximate the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

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

SEPTEMBER 30, 2021

(Unaudited)

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

Administrative Services Agreement

The Company entered into an agreement, commencing on March 22, 2021, pursuant to which the Company will pay a monthly fee of $10,000 to the Sponsor for administrative services including office space, utilities and secretarial support provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2021, the Company incurred and paid $30,000 and $60,000 in fees for these services, respectively.

Promissory Note — Related Party

On December 31, 2020, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. Accelerate Acquisition Corp. no longer borrows on this facility. The Promissory Note was non-interest bearing and payable on the earlier of June 30, 2021 or the consummation of the Initial Public Offering. As of September 30, 2021 and December 31, 2020, there was no outstanding under the Promissory Note.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021 and December 31, 2020, there were no amounts outstanding under the Working Capital Loans.

ACCELERATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

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

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2021, there were 40,000,000 shares of Class A common stock issued and outstanding subject to possible redemption which are presented as temporary equity. At December 31, 2020, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of September 30, 2021, there were 10,000,000 shares of common stock issued and outstanding, and as of December 31, 2020, there were 11,500,000 shares of common stock outstanding with 1,500,000 shares subject to forfeiture. As a result of the underwriters’ election not to exercise their over-allotment, 1,500,000 shares of Class B common stock were forfeited.

ACCELERATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

NOTE 9. WARRANTS

Warrants —As of September 30, 2021, there were 13,333,333 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 12 months from the closing of the Initial Public Offering and (b) 30 days after the completion of a Business Combination. The warrants will expire five years after the completion of a Business Combination.

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

SEPTEMBER 30, 2021

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

SEPTEMBER 30, 2021

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

At September 30, 2021, assets held in the Trust Account were comprised of $400,021,043 in money market funds which are invested primarily in U.S. Treasury Securities. During the three and nine months ended September 30, 2021, the Company did not withdraw any interest income from the Trust Account.

ACCELERATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	September 30, 2021
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$400,021,043

Liabilities:
Warrant Liability – Public Warrants	1	12,578,666
Warrant Liability – Private Placement Warrants	2	6,918,267

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying September 30, 2021 condensed balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

The Public Warrants were initially valued using a lattice model, specifically a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology. As of September 30, 2021, the Public Warrants were valued using the instrument’s publicly listed trading price as of the balance sheet date, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market.

The Private Placement Warrants were initially valued using a lattice model, specifically a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of our ordinary shares. The expected volatility of the Company’s ordinary shares was determined based on the implied volatility of the Public Warrants. As of September 30, 2021, the fair value of the Private Warrants was the equivalent to that of the Public Warrants as they had substantially the same terms; however, they are not actively traded, as such are listed as a Level 2 in the hierarchy table above. The change in fair value is recognized in the condensed statement of operations.

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on March 22nd, 2021	7,700,000	14,000,000	21,700,000
Change in fair value	(781,733)	(1,421,334)	(2,203,067)
Fair value as of September 30, 2021	$6,918,267	$12,578,666	$19,496,933

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period in which a change in valuation technique or methodology occurs. The estimated value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 measurement during the three and nine months ended September 30, 2021 was $6,918,267 as presented in the table below.

Private Placement Warrant Liabilities
Fair value as of January 1, 2021	$—
Initial measurement on March 22nd, 2021	7,700,000
Change in fair value	781,733
Transfer to Level 2	(6,918,267)
Fair value as of September 30, 2021	$—

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 30, 2020 (inception) through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had net income of $5,867,626, which consists of changes in fair value of the warrant liability of $6,143,067 and interest earned on marketable securities held in Trust Account of $10,083, offset by formation and operating costs of $285,524.

For the nine months ended September 30, 2021, we had net income of $653,734, which consists of changes in fair value of the warrant liability of $2,203,067 and interest earned on marketable securities held in Trust Account of $21,043, offset by formation and operating costs of $1,570,376.

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

For the nine months ended September 30, 2021, cash used in operating activities was $1,263,559. Net income of $653,734 was affected by interest earned on marketable securities held in the Trust Account of $21,043, changes in warrant liability of $2,203,067 and transaction costs allocable to warrant liability of $801,198. Changes in operating assets and liabilities used $494,381 of cash for operating activities.

As of September 30, 2021, we had investments held in the Trust Account of $400,021,043 (including approximately $21,043 of interest) consisting of money market funds which are invested primarily in U.S. Treasury Securities. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2021, we have not withdrawn any interest earned from the Trust Account.

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

As of September 30, 2021, we had cash of $1,170,560. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ (deficit) equity section of our balance sheet.

Net Income (Loss) Per Common Share

Net loss per common stock is computed by dividing net loss by the weighted average number of common stocks outstanding during the period. We apply the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stocks is excluded from earnings per share as the redemption value approximates fair value.

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

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.

Remediation of a Material weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of June 30, 2021.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for its Initial Public Offering filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC, except for the below risk factors.

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

As a result, included on our consolidated balance sheet as of September 30, 2021 contained elsewhere in this Quarterly Report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statements of operations. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 4th day of November 2021.

ACCELERATE ACQUISITION CORP.

By:	/s/ Robert Nardelli
Name:	Robert Nardelli
Title:	Chief Executive Officer

By:	/s/ Michael Simoff
Name:	Michael Simoff
Title:	Chief Financial Officer