Form 10-Q/A
period 2021-09-30
Accelerate Acquisition Corp.
filed 2021-12-06
CIK 1838883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

As of December 1, 2021, 40,000,000 Class A common stock, par value $0.0001, and 10,000,000 Class B common stock, par value $0.0001, were issued and outstanding.

ACCELERATE ACQUISITION CORP.
Quarterly Report on Form 10-Q

i

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q to “we,” “us,” the “Company” or “our company” are to Accelerate Acquisition Corp., unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Accelerate Acquisition Corp. as of and for the period ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 4, 2021.

On March 22, 2021, the Company consummated its Initial Public Offering (“IPO”) of 40,000,000 shares of Class A common stock (the “Public Shares”), at an offering price of $10.00 per Public Share, generating gross proceeds of $400.0 million. Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 7,333,333 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant with the Sponsor, generating gross proceeds of approximately $11.0 million.

On November 4, 2021, Accelerate Acquisition Corp. (the “Company”) filed its Form 10-Q for the quarterly period ending September 30, 2021 (the “Q3 Form 10-Q”), which included a Note 2, Revision of Previously Issued Financial Statements, (“Note 2”) that describes a revision to the Company’s classification of its Public Shares issued in the Company’s IPO on March 22, 2021. As described in Note 2, upon its IPO, the Company classified a portion of the Public Shares as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. The Company’s management re-evaluated the conclusion and determined that the Public Shares included certain provisions that require classification of the Public Shares as temporary equity regardless of the minimum net tangible assets required to complete the Company’s initial business combination. As a result, management corrected the error by restating all Public Shares as temporary equity. This resulted in an adjustment to the initial carrying value of the shares of Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and shares of Class A common stock. This also resulted in a restatement of earnings per share for the Affected Periods.

In connection with the change in presentation for the shares of Class A common stock subject to possible redemption, the Company restated its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class method.

The Company determined the changes were not qualitatively material to the Company’s previously issued financial statements and did not restate its financial statements. Instead, the Company revised its previously filed financial statements in Note 2 to its Q3 Form 10-Q. Upon subsequent evaluation and discussion with the Company’s experts and advisors, both qualitative and quantitative factors supported a conclusion that the misstatements are material on a quantitative basis. Management concluded that the misstatement was of a magnitude that it is probable that the judgment of a reasonable person relying upon the financial statements would have been influenced by the inclusion or correction of the foregoing items. As such, upon further consideration of the change, the Company determined the change in classification of the shares of Class A common stock and change to its presentation of earnings per share is material quantitatively and it should restate its previously issued financial statements.

Therefore, on December 1, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) audited balance sheet as of March 22, 2021 (the "Post IPO Balance Sheet"); (ii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 26, 2021; (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 3, 2021, and (iv) Note 2 to the unaudited interim financial statements and Item 4 of Part 1 included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 4, 2021 (collectively, the “Affected Periods”), should be restated to report all shares of Class A common stock as temporary equity and should no longer be relied upon. As a result, the Company is restating its financial statements for the Affected Periods in this Form 10-Q/A.

This restatement does not have any impact on its cash position and cash held in the trust account established in connection with the initial public offering.

After re-evaluation, the Company’s management has concluded that in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting during the Affected Periods and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in Item 4 of Part I to this Quarterly Report on Form 10-Q/A.

The financial information that has been previously filed or otherwise reported is superseded by the information in this Amendment, and the financial statements and related financial information contained in such previously filed reports should not be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

ii

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

ACCELERATE ACQUISITION CORP.

CONDENSED STATEMENTS OF

CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

	Class B Common Stock(1)		Additional Paid-in	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2021	11,500,000	$1,150	$23,850	$(1,000)	$24,000

Accretion for Class A Common Stock to redemption amount	—	—	(3,324,000)	(32,465,683)	(35,789,683)

Cash paid in excess of fair value for Private Placement Warrants	—	—	3,300,000	—	3,300,000

Forfeiture of Founder Shares	(1,500,000)	(150)	150	—	—

Net income	—	—	—	6,719,798	6,719,798

Balance – March 31, 2021 (unaudited), as restated, see Note 2	10,000,000	$1,000	$—	$(25,746,885)	$(25,745,885)

Net loss	—	—	—	(11,933,690)	(11,933,690)

Balance – June 30, 2021 (unaudited), as restated, see Note 2	10,000,000	$1,000	$—	$(37,680,575)	$(37,679,575)

Net income	—	—	—	5,867,626	5,867,626

Balance – September 30, 2021 (unaudited)	10,000,000	$1,000	$—	$(31,812,949)	$(31,811,949)

(1)	At December 31, 2020, included up to 1,500,000 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 6).

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Following the filing of the Q3 Form 10-Q, the Company’s management re-evaluated the classification of its Public Shares and management determined it should restate its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly classified its Class A common stock subject to possible redemption. The Company previously classified the Class A common stock subject to possible redemption as temporary equity to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the temporary equity should include all shares of Class A common stock subject to possible redemption. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock. This also resulted in a restatement of earnings per share for the Affected Periods.

In connection with the change in presentation for the Class A common stock subject to redemption, the Company also restated its earnings per share calculated to allocate net income (loss) pro rata to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rate in the income (loss) of the Company.

ACCELERATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The impact of the restatement on the Company’s financial statements is reflected in the following table. Amounts related to the Balance Sheet as of March 22, 2021 were previously restated in the Company’s Form 10-Q for the quarter ended March 31, 2021.

	As Previously Reported	Adjustment	As Restated
Balance Sheet as of March 22, 2021
Class A common stock subject to possible redemption	$361,733,090	$38,266,910	$400,000,000
Class A common stock	$383	$(383)	$—
Additional paid-in capital	$5,800,844	$(5,800,844)	$—
Accumulated deficit	$(802,223)	$(32,465,683)	$(33,267,906)
Total Stockholders’ Equity (Deficit)	$5,000,004	$(38,266,910)	$(33,266,906)

Balance Sheet as of March 31, 2021 (Unaudited)
Class A common stock subject to possible redemption	$369,254,113	$30,745,887	$400,000,000
Class A common stock	$307	$(307)	$—
Additional paid-in capital	$—	$—	$—
Accumulated deficit	$4,998,695	$(30,745,580)	$(25,746,885)
Total Stockholders’ Equity (Deficit)	$5,000,002	$(30,745,877)	$(25,745,885)

Balance Sheet as of June 30, 2021 (Unaudited)
Class A common stock subject to possible redemption	$357,320,420	$42,679,580	$400,000,000
Class A common stock	$427	$(427)	$—
Additional paid-in capital	$10,213,470	$(10,213,470)	$—
Accumulated deficit	$(5,214,892)	$(32,465,683)	$(37,680,575)
Total Stockholders’ Equity (Deficit)	$5,000,005	$(42,679,580)	$(37,679,575)

Statement of Operations for the Three Months Ended March 31, 2021 (Unaudited)
Weighted average shares outstanding, Class A common stock	40,000,000	(36,000,000)	4,000,000
Basic and diluted net income per share, Class A common stock	$—	$0.48	$0.48
Weighted average shares outstanding, Class B common stock	10,000,000	—	10,000,000
Basic and diluted net income per share, Class B common stock	$0.67	$(0.19)	$0.48

Statement of Operations for the Three Months Ended June 30, 2021 (Unaudited)
Weighted average shares outstanding, Class A common stock	40,000,000	—	40,000,000
Basic and diluted net loss per share, Class A common stock	$—	$(0.24)	$(0.24)
Weighted average shares outstanding, Class B common stock	10,000,000	—	10,000,000
Basic and diluted net loss per share, Class B common stock	$(1.19)	$0.95	$(0.24)

Statement of Operations for the Six Months Ended June 30, 2021 (Unaudited)
Weighted average shares outstanding, Class A common stock	40,000,000	$(17,900,522)	$22,099,448
Basic and diluted net loss per share, Class A common stock	$—	(0.16)	(0.16)
Weighted average shares outstanding, Class B common stock	10,000,000	$—	$10,000,000
Basic and diluted net loss per share, Class B common stock	$(0.52)	0.36	(0.16)

Statement of Cash Flows for the Three Months Ended March 31, 2021 (Unaudited)
Initial classification of Class A common stock subject to possible redemption	$361,733,090	$(361,733,090)	$—
Change in value of Class A common stock subject to possible redemption	$7,521,023	$(7,521,023)	$—

Statement of Cash Flows for the Six Months Ended June 30, 2021 (Unaudited)
Initial classification of Class A common stock subject to possible redemption	$361,733,090	$(361,733,090)	$—
Change in value of Class A common stock subject to possible redemption	$(4,412,670)	$4,412,670	$—

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

ACCELERATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

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

This Management’s Discussion and Analysis of Financial Condition has been restated to give effect to the restatement of our financial statements as of March 31, 2021 and June 30, 2021. Management re-evaluated the Company's application of ASC 480-10-99 to its accounting classification of public shares. In connection with the preparation of the Company’s financial statements as of September 30, 2021, management identified errors made in its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly classified a portion of its Class A common stock subject to possible redemption. The Company previously determined the Class A common stock subject to possible redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all Class A common stock subject to possible redemption regardless if the result is less than $5,000,001 in net tangible assets. In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, management has concluded the classification error related to temporary equity and permanent equity was material to the historical financial statements. Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements impacted should be restated. This resulted in a restatement to temporary equity with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock. This also resulted in a restatement of earnings per share for the Affected Periods.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the events that led to this Amendment, a material weakness existed related to our accounting for complex financial instruments, and the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

Other than described herein, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Management has specifically expanded and improved our review process for complex securities and related accounting standards and we further improved this process by enhancing access to accounting literature, and the identification of third-party professionals with whom to consult regarding complex accounting applications.

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

We identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner and we may be unable to maintain compliance with applicable stock exchange listing requirements, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We have previously recorded a portion of our Class A common stock subject to possible redemption in permanent equity. Notwithstanding the presence of maximum redemption thresholds or charter provisions common in SPACs that provide a limitation on redemptions that would cause a SPAC’s net tangible assets to be less than $5,000,001, in accordance with SEC Staff guidance on redeemable equity instruments, ASC 480-10-S99, “Distinguishing Liabilities from Equity”, and EITF Topic D-98, “Classification and Measurement of Redeemable Securities”, redemption provisions not solely within the control of the issuing company requires common stock subject to redemption to be classified outside of permanent equity. Although we did not specify a maximum redemption threshold in our Current Articles, our Current Articles provide that we will not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. Management re-evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. Based upon that evaluation, we concluded that the misclassification of the Class A common stock was quantitatively material to individual line items within the balance sheet. This resulted in a restatement of the initial carrying value of the Class A common stock subject to possible redemption, with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and common stock. This also resulted in a restatement of earnings per share for the Affected Periods.

The foregoing represents a material weakness in our internal controls over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting. In light of the material weakness identified and the resulting restatement, although we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects or that other material weaknesses and control deficiencies will not be discovered in the future.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 1st day of December 2021.

ACCELERATE ACQUISITION CORP.

By:	/s/ Robert Nardelli
Name:	Robert Nardelli
Title:	Chief Executive Officer

By:	/s/ Michael Simoff
Name:	Michael Simoff
Title:	Chief Financial Officer