Form 10-Q
period 2022-03-31
Accelerate Acquisition Corp.
filed 2022-05-11
CIK 1838883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 11, 2022, 40,000,000 Class A common stock, par value $0.0001, and 10,000,000 Class B common stock, par value $0.0001, were issued and outstanding.

ACCELERATE ACQUISITION CORP.
Quarterly Report on Form 10-Q

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ACCELERATE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash	$646,082	$937,154
Prepaid expenses	534,135	670,169
Total Current Assets	1,180,217	1,607,323

Investments held in Trust Account	400,064,744	400,031,275
TOTAL ASSETS	$401,244,961	$401,638,598

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Accrued expenses	$244,455	$353,466
Total Current Liabilities	244,455	353,466

Deferred underwriting fee payable	14,000,000	14,000,000
Derivative warrant liabilities	8,060,000	17,153,333
Total Liabilities	22,304,455	31,506,799

Commitments and Contingencies
Class A common stock subject to possible redemption; $0.0001 par value, 500,000,000 shares authorized; 40,000,000 shares at a redemption value of $10.00 per share as of March 31, 2022, and December 31, 2021	400,000,000	400,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 10,000,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	1,000	1,000
Additional paid-in capital	—	—
Accumulated deficit	(21,060,494)	(29,869,201)
Total Stockholders’ Deficit	(21,059,494)	(29,868,201)
TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$401,244,961	$401,638,598

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACCELERATE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2022	2021
Operating and formation costs	$318,095	$927,856
Loss from operations	(318,095)	(927,856)

Other income:
Interest earned on investments held in Trust Account	33,469	986
Change in fair value of derivative warrant liabilities	9,093,333	7,646,668
Total other income	9,126,802	7,647,654

Net income	$8,808,707	$6,719,798

Weighted average shares outstanding, Class A common stock	40,000,000	4,000,000

Basic and diluted net income per share, Class A common stock	$0.18	$0.48

Weighted average shares outstanding, Class B common stock	10,000,000	10,000,000

Basic and diluted net income per share, Class B common stock	$0.18	$0.48

The accompanying notes are an integral part of the unaudited condensed financial statements.

ACCELERATE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	10,000,000	$1,000	—	$(29,869,201)	$(29,868,201)

Net income	—	—	—	8,808,707	8,808,707

Balance – March 31, 2022	10,000,000	$1,000	$—	$(21,060,494)	$(21,059,494)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — January 1, 2021	11,500,000	$1,150	$23,850	$(1,000)	$24,000

Accretion for Class A Common Stock to redemption amount	—	—	(3,324,000)	(32,465,683)	(35,789,683)

Cash paid in excess of fair value for Private Placement Warrants	—	—	3,300,000	—	3,300,000

Forfeiture of Founder Shares	(1,500,000)	(150)	150	—	—

Net income	—	—	—	6,719,798	6,719,798

Balance – March 31, 2021	10,000,000	$1,000	$—	$(25,746,885)	$(25,745,885)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ACCELERATE ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2022	2021

Cash Flows from Operating Activities:
Net income	$8,808,707	$6,719,798
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(33,469)	(986)
Transaction costs allocable to derivative warrant liabilities	—	801,198
Change in fair value of derivative warrant liabilities	(9,093,333)	(7,646,668)
Changes in operating assets and liabilities:
Prepaid expenses	136,034	(1,095,070)
Accrued expenses	(109,011)	108,613
Net cash used in operating activities	(291,072)	(1,113,115)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(400,000,000)
Net cash used in investing activities	—	(400,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	392,000,000
Proceeds from sale of Private Placement Warrants	—	11,000,000
Proceeds from promissory notes – related party	—	148,311
Repayment of promissory notes – related party	—	(148,311)
Payment of offering costs	—	(565,881)
Net cash provided by financing activities	—	402,434,119

Net Change in Cash	(291,072)	1,321,004
Cash – Beginning	937,154	—
Cash – Ending	$646,082	$1,321,004

Non-cash investing and financing activities:
Accretion for Class A Common Stock to redemption amount	$—	$32,465,683
Deferred underwriting fee payable	$—	$14,000,000
Forfeiture of Founder Shares	$—	$(150)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ACCELERATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from December 30, 2020 (inception) through March 31, 2022, relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

MARCH 31, 2022

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

MARCH 31, 2022

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

Liquidity and Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until March 22, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company until one year from the issuance of these financial statements. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 22, 2023. The Company intends to complete a Business Combination before the mandatory liquidation date.

ACCELERATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 9, 2022. The interim results for the three months ended March 31, 2022, are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for any future periods.

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

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the condensed balance sheet date that are directly related to the Initial Public Offering. Offering costs were allocated on a relative fair value basis between stockholders’ (deficit) equity and expense. The portion of offering costs allocated to the Public Warrants has been charged to expense. Offering costs associated with the issuance of the Class A common stock issued were charged against the carrying value of the Class A common stock subject to possible redemption upon the completion of the Initial Public Offering. On December 31, 2021, offering costs totaled $22,590,881 (consisting of $8,000,000 of underwriting fees, $14,000,000 of deferred underwriting fees and $590,881 of other offering costs), of which $801,198 was charged to expense and $21,789,683 was charged to temporary equity.

ACCELERATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the derivative warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022, and December 31, 2021.

Marketable Securities Held in Trust Account

At March 31, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. Interest income is recognized when earned. The Company’s portfolio of marketable securities is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ (deficit) equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

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

At March 31, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$400,000,000
Less:
Proceeds allocated to Public Warrants	(14,000,000)
Class A common stock issuance costs	(21,789,683)
Plus:
Accretion of carrying value to redemption value	35,789,638

Class A common stock subject to possible redemption	$400,000,000

ACCELERATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Derivative Warrant Liabilities

The Company accounts for the Warrants (as defined below) (see Note 9) in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a lattice model, specifically a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date. The Private Placement Warrants were initially valued using a lattice model, specifically a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology. As of March 31, 2022, and December 31, 2021, the fair value of the Private Placement Warrants was the equivalent to that of the Public Warrants as they had substantially the same terms.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement’s carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2022, and December 31, 2021, the Company had a deferred tax asset of approximately $301,058 and $241,287, which had a full valuation allowance recorded against it, respectively.

The Company’s current taxable income primarily consists of interest earned on the Trust Account. The Company’s operating and formation costs are generally considered start-up costs and are not currently deductible. During the three months ended March 31, 2022, the Company recorded no income tax expense. The Company’s effective tax rate for three months ended March 31, 2022, and 2021, was approximately 0%, which differs from the expected income tax rate due to the start-up costs, change in warrant valuation, transaction costs, and valuation allowance (discussed above) which are not currently deductible.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022, and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The provision for income taxes was deemed to be de minimis for the periods ended March 31, 2022 and 2021.

Net Income per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of stock. Accretion associated with the redeemable shares of Class A common shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 20,666,666 Class A common stocks in the aggregate. As of March 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stocks and then share in the earnings of the Company. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

ACCELERATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	For the Three Months Ended March 31, 2022		For the Three Months Ended March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share
Numerator:
Allocation of net income, as adjusted	$7,046,966	$1,761,741	$1,919,942	$4,799,856
Denominator:
Basic and diluted weighted average shares outstanding	40,000,000	10,000,000	4,000,000	10,000,000

Basic and diluted net income per common share	$0.18	$0.18	$0.48	$0.48

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

As of March 31, 2022 and December 31, 2021, the carrying value of cash, prepaid expenses and accrued expenses, approximate their fair values primarily due to the short-term nature of the instruments.

Recent Accounting Standards

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

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

ACCELERATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On December 31, 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 8,625,000 Class B common stock (the “Founder Shares”). The Sponsor subsequently transferred 30,000 Founder Shares to each of the independent directors and 20,000 Founder Shares to each advisor, for $0.003 per share. On January 20, 2021, the Company effected a stock dividend of 1,437,500 shares, and on March 1, 2021, the Company effected a stock dividend of 1,437,500 shares, resulting in there being an aggregate of 11,500,000 Founder Shares outstanding. The Founder Shares included an aggregate of up to 1,500,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the number of Founder Shares will collectively represent approximately 20% of the Company’s issued and outstanding shares after the Initial Public Offering. As a result of the underwriters’ option not to exercise its over-allotment option, 1,500,000 shares were forfeited.

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

Administrative Support Agreement

The Company entered into an agreement, commencing on March 22, 2021, pursuant to which the Company will pay a monthly fee of $10,000 to the Sponsor for administrative services including office space, utilities and secretarial support provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2022, the Company incurred and paid $30,000 in fees for these services. For the three months ended March 31, 2021, the Company incurred and paid $10,000.

Promissory Note — Related Parties

On December 31, 2020, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. Accelerate Acquisition Corp. no longer borrows on this facility. The Promissory Note was non-interest bearing and payable on the earlier of June 30, 2021, or the consummation of the Initial Public Offering. As of March 31, 2022 and December 31, 2021, there was no outstanding under the Promissory Note.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2022, and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

ACCELERATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these condensed financial statements. The specific impact on the Company's financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.

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

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 40,000,000 shares of Class A common stock issued and outstanding subject to possible redemption which are presented as temporary equity.

Class B Common Stock — The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. At March 31, 2022 and December 31, 2021, there were 10,000,000 shares of common stock issued and outstanding.

ACCELERATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

NOTE 8. WARRANTS

Warrants —As of March 31, 2022 there were 13,333,333 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 12 months from the closing of the Initial Public Offering and (b) 30 days after the completion of a Business Combination. The warrants will expire five years after the completion of a Business Combination.

The Company will not be obligated to deliver any shares of Class A common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the Class A common stock underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable, and the Company will not be obligated to issue any shares of Class A common stock upon exercise of a warrant unless the share of Class A common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.

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

MARCH 31, 2022

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

MARCH 31, 2022

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

As of March 31, 2022 there were 7,333,333 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

At March 31, 2022, assets held in the Trust Account were comprised of $400,064,744 in money market funds which are invested primarily in U.S. Treasury Securities. At December 31, 2021, assets held in the Trust Account were comprised of $400,031,275 in money market funds which are invested primarily in U.S. Treasury Securities. During the three months ended March 31, 2022 and 2021, the Company did not withdraw any interest income from the Trust Account.

ACCELERATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022, and December 31, 2021, indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	March 31, 2022	December 31, 2021
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$400,064,744	$400,031,275

Liabilities:
Warrant Liability – Public Warrants	1	$5,200,000	$11,066,666
Warrant Liability – Private Placement Warrants	2	$2,860,000	$6,086,667

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying March 31, 2022 and December 31, 2021, condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.

The Public Warrants were initially valued using a lattice model, specifically a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology, which is considered a Level 3 fair value measurement. As of March 31, 2022 and December 31, 2021, the Public Warrants were valued using the instrument’s publicly listed trading price as of the balance sheet date, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market.

The Private Placement Warrants were initially valued using a lattice model, specifically a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of our common stock. The expected volatility of the Company’s common stock was determined based on the implied volatility of the Public Warrants. As of March 31, 2022 and December 31, 2021, the fair value of the Private Placement Warrants was the equivalent to that of the Public Warrants as they had substantially the same terms as defined in the make-whole provision contained within the warrant agreement; however, they are not actively traded, as such are listed as a Level 2 in the hierarchy table above. The change in fair value is recognized in the statements of operations.

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

	Public Warrants	Private Warrants	Total Warrants
Fair value as of January 1, 2021	$-	$-	$-
Initial measurement on March 22, 2021	14,000,000	7,700,000	21,700,000
Change in fair value of derivative warrant liabilities	(4,933,334)	(2,713,333)	(7,646,667)
Fair value as of March 31, 2021	9,066,666	4,986,667	14,053,333
Transfer to Level 1 upon detachment	(9,066,666)	-	(9,066,666)
Change in fair value	-	4,253,333	4,253,333
Fair value as of June 30, 2021	-	9,240,000	9,240,000
Change in fair value of derivative warrant liabilities	-	(2,321,733)	(2,321,733)
Transfer to Level 2 due to make-whole provision	-	6,918,267	6,918,267
Fair value as of December 31, 2021	$-	$-	$-

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as other statements other than statements of historical fact in this Form 10-Q. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed under the laws of the State of Delaware on December 30, 2020, for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our initial business combination using cash from the proceeds of the initial public offering and the sale of the private placement warrants, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 30, 2020 (inception) through March 31, 2022, were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had net income of $8,808,707, which consists of changes in fair value of derivative warrant liabilities of $9,093,333 and interest earned on investments held in Trust Account of $33,469, offset by operating and formation costs of $318,095.

For the three months ended March 31, 2021, we had net income of $6,719,798, which consists of changes in fair value of derivative warrant liabilities of $7,646,668 and interest earned on investments held in Trust Account of $986, offset by operating and formation costs of $927,856.

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

For the three months ended March 31, 2022, cash used in operating activities was $291,072. Net income of $8,808,707 was affected by interest earned on investments held in the Trust Account of $33,469 and changes in fair value of derivative warrant liabilities of $9,093,333. Changes in operating assets and liabilities used $27,023 of cash for operating activities.

For the three months ended March 31, 2021, cash used in operating activities was $1,113,115. Net income of $6,719,708 was affected by interest earned on investments held in the Trust Account of $986, changes in fair value of derivative warrant liabilities of $7,646,668 and transaction costs allocable to derivative warrant liabilities of $801,198. Changes in operating assets and liabilities used $986,457 of cash for operating activities.

As of March 31, 2022, we had investments held in the Trust Account of $400,064,744 (including approximately $65,000 of interest) consisting of money market funds which are invested primarily in U.S. Treasury Securities. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2022, we have not withdrawn any interest earned from the Trust Account.

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

As of March 31, 2022, we had cash of $646,082. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

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

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence, and negotiating our initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such initial business combination.

Liquidity and Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until March 22, 2023, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company until one year from the issuance of these financial statements. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 22, 2023. The Company intends to complete a Business Combination before the mandatory liquidation date.

Off-Balance Sheet Arrangements

We have no obligations, assets, or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor a monthly fee of $10,000 for office space, utilities, and secretarial and administrative support. We began incurring these fees on March 22, 2021, and will continue to incur these fees monthly until the earlier of the completion of the initial business combination and our liquidation.

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

Derivative Warrant Liabilities

We account for the warrants in accordance with the guidance contained in ASC 815-40, under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value in respect of each reporting period. This liability is subject to re-measurement at each balance sheet date until the warrants are exercised, and any change in fair value is recognized in our statements of operations. The private warrants and the public warrants for periods where no observable traded price was available are valued using a lattice model, specifically a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology. For periods subsequent to the severability of the public warrants from the Units, the public warrant quoted market price was used as the fair value as of each relevant date. As of March 31, 2022, the fair value of the private placement warrants was the equivalent to that of the public warrants as they had substantially the same terms; however, they are not actively traded, as such are listed as a Level 2 fair value instruments. The change in fair value is recognized in the statements of operations.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ (deficit) equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of our balance sheets.

Net Income Per Common Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of stock. Accretion associated with the redeemable shares of Class A common shares is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weakness that existed related to our accounting for complex financial instruments, the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective.

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

Changes in Internal Control Over Financial Reporting

Other than described herein, there was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2022, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Management has specifically expanded and improved our review process for complex securities and related accounting standards, and we further improved this process by enhancing access to accounting literature, and the identification of third-party professionals with whom to consult regarding complex accounting applications.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Annual Report on Form 10-K filed with the SEC, except for the below risk factors.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the staff of the SEC issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “Statement”).

Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our 13,333,333 public warrants and 7,333,333 private placement warrants and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our consolidated balance sheet as of March 31, 2022, contained elsewhere in this Quarterly Report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statements of operations. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

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

PART III

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 11th day of May 2022.

ACCELERATE ACQUISITION CORP.

By:	/s/ Robert Nardelli
Name:	Robert Nardelli
Title:	Chief Executive Officer

By:	/s/ Michael Simoff
Name:	Michael Simoff
Title:	Chief Financial Officer