Form 10-Q
period 2022-06-30
Accelerate Acquisition Corp.
filed 2022-08-09
CIK 1838883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 9, 2022, 40,000,000 Class A common stock, par value $0.0001, and 10,000,000 Class B common stock, par value $0.0001, were issued and outstanding.

ACCELERATE ACQUISITION CORP.
Quarterly Report on Form 10-Q

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ACCELERATE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash	$654,759	$937,154
Prepaid expenses	450,601	670,169
Total Current Assets	1,105,360	1,607,323

Investments held in Trust Account	400,393,149	400,031,275
TOTAL ASSETS	$401,498,509	$401,638,598

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Accrued expenses	$195,699	$353,466
Income taxes payable	78,361	—
Total Current Liabilities	274,060	353,466

Deferred underwriting fee payable	14,000,000	14,000,000
Derivative warrant liabilities	3,306,667	17,153,333
Total Liabilities	17,580,727	31,506,799

Commitments and Contingencies
Class A common stock subject to possible redemption; $0.0001 par value, 500,000,000 shares authorized; 40,000,000 shares at a redemption value of $10.01 and $10.00 per share as of June 30, 2022, and December 31, 2021	400,294,788	400,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 10,000,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	1,000	1,000
Additional paid-in capital	—	—
Accumulated deficit	(16,378,006)	(29,869,201)
Total Stockholders’ Deficit	(16,377,006)	(29,868,201)
TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$401,498,509	$401,638,598

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACCELERATE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Operating and formation costs	$306,101	$356,996	$624,196	$1,284,852
Loss from operations	(306,101)	(356,996)	(624,196)	(1,284,852)

Other income (loss):
Interest earned on investments held in Trust Account	608,405	9,974	641,874	10,960
Change in fair value of derivative warrant liabilities	4,753,333	(11,586,668)	13,846,666	(3,940,000)
Total other income (loss), net	5,361,738	(11,576,694)	14,488,540	(3,929,040)

Income (Loss) before income taxes	5,055,637	(11,933,690)	13,864,344	(5,213,892)
Provision for income taxes	(78,361)	—	(78,361)	—
Net income (loss)	$4,977,276	$(11,933,690)	$13,785,983	$(5,213,892)

Weighted average shares outstanding, Class A common stock	40,000,000	40,000,000	40,000,000	22,099,448

Basic and diluted net income (loss) per share, Class A common stock	$0.10	$(0.24)	$0.28	$(0.16)

Weighted average shares outstanding, Class B common stock	$10,000,000	$10,000,000	$10,000,000	$10,000,000

Basic and diluted net income (loss) per share, Class B common stock	$0.10	$(0.24)	$0.28	$(0.16)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ACCELERATE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	10,000,000	$1,000	$—	$(29,869,201)	$(29,868,201)

Net income	—	—	—	8,808,707	8,808,707

Balance – March 31, 2022	10,000,000	$1,000	$—	$(21,060,494)	$(21,059,494)

Accretion for Class A Common Stock to redemption value	—	—	—	(294,788)	(294,788)

Net income	—	—	—	4,977,276	4,977,276

Balance – June 30, 2022	10,000,000	$1,000	$—	$(16,378,006)	$(16,377,006)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — January 1, 2021	11,500,000	$1,150	$23,850	$(1,000)	$24,000

Accretion for Class A Common Stock to redemption amount	—	—	(3,324,000)	(32,465,683)	(35,789,683)

Cash paid in excess of fair value for Private Placement Warrants	—	—	3,300,000	—	3,300,000

Forfeiture of Founder Shares	(1,500,000)	(150)	150	—	—

Net income	—	—	—	6,719,798	6,719,798

Balance – March 31, 2021	10,000,000	$1,000	$—	$(25,746,885)	$(25,745,885)

Net loss	—	—	—	(11,933,690)	(11,933,690)

Balance – June 30, 2021	10,000,000	$1,000	$—	$(37,680,575)	$(37,679,575)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ACCELERATE ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2022	2021

Cash Flows from Operating Activities:
Net income (loss)	$13,785,983	$(5,213,892)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments held in Trust Account	(641,874)	(10,960)
Transaction costs allocable to derivative warrant liabilities	—	801,198
Change in fair value of derivative warrant liabilities	(13,846,666)	3,940,000
Changes in operating assets and liabilities:
Prepaid expenses	219,568	(950,333)
Accrued expenses	(157,767)	237,274
Income tax payable	78,361	—
Net cash used in operating activities	(562,395)	(1,196,713)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(400,000,000)
Cash withdrawn from trust account to pay franchise and income taxes	280,000
Net cash provided by (used in) investing activities	280,000	(400,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	392,000,000
Proceeds from sale of Private Placement Warrants	—	11,000,000
Proceeds from promissory notes – related party	—	148,311
Repayment of promissory notes – related party	—	(148,311)
Payment of offering costs	—	(565,881)
Net cash provided by financing activities	—	402,434,119

Net Change in Cash	(282,395)	1,237,406
Cash – Beginning	937,154	—
Cash – Ending	$654,759	$1,237,406

Non-cash investing and financing activities:
Deferred underwriting fee payable	$—	$14,000,000
Forfeiture of Founder Shares	$—	$(150)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ACCELERATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from December 30, 2020 (inception) through June 30, 2022, relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

JUNE 30, 2022

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

JUNE 30, 2022

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

JUNE 30, 2022

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 9, 2022. The interim results for the three and six months ended June 30, 2022, are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for any future periods.

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

JUNE 30, 2022

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022, and December 31, 2021.

Investments Held in Trust Account

At June 30, 2022, substantially all of the assets held in the Trust Account were invested in both Money Market Funds and U.S. Treasury Securities. At December 31, 2021, substantially all of the assets held in the Trust Account were invested in Money Market Funds. Interest income is recognized when earned. Interest income is recognized when earned. The Company’s portfolio of marketable securities is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

At June 30, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$400,000,000
Less:
Proceeds allocated to Public Warrants	(14,000,000)
Class A common stock issuance costs	(21,789,683)
Plus:
Accretion of carrying value to redemption value	35,789,683

Class A common stock subject to possible redemption, December 31, 2021	$400,000,000
Add:
Accretion of carrying value to redemption value	294,788
Class A common stock subject to possible redemption, June 30, 2022	400,294,788

ACCELERATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Derivative Warrant Liabilities

The Company accounts for the Warrants (as defined below) (see Note 9) in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a lattice model, specifically a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date. The Private Placement Warrants were initially valued using a lattice model, specifically a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology. As of June 30, 2022, and December 31, 2021, the fair value of the Private Placement Warrants was the equivalent to that of the Public Warrants as they had substantially the same terms.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 1.55% and 0% for the three months ended June 30, 2022 and 2021, respectively, and 0.57% and 0% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2022 and 2021, due to changes in fair value in warrant liability, and the valuation allowance on the deferred tax assets.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 20,666,666 Class A common stocks in the aggregate. As of June 30, 2022, and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stocks and then share in the earnings of the Company. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

ACCELERATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021		Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss), as adjusted	$3,981,821	$995,455	$(9,546,952)	$(2,386,738)	$11,028,786	$2,757,197	$(3,589,599)	$(1,624,293)
Denominator:
Basic and diluted weighted average shares outstanding	40,000,000	10,000,000	40,000,000	10,000,000	40,000,000	10,000,000	22,099,448	10,000,000
Basic and diluted net income (loss) per common share	$0.10	$0.10	$(0.24)	$(0.24)	$0.28	$0.28	$(0.16)	$(0.16)

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

As of June 30, 2022, and December 31, 2021, the carrying value of cash, prepaid expenses and accrued expenses, approximate their fair values primarily due to the short-term nature of the instruments.

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

ACCELERATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On December 31, 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 8,625,000 shares of Class B common stock (the “Founder Shares”). The Sponsor subsequently transferred 30,000 Founder Shares to each of the independent directors and 20,000 Founder Shares to each advisor, for $0.003 per share. On January 20, 2021, the Company effected a stock dividend of 1,437,500 shares of Class B common stock, and on March 1, 2021, the Company effected a stock dividend of 1,437,500 shares of Class B common stock, resulting in there being an aggregate of 11,500,000 Founder Shares outstanding. The Founder Shares included an aggregate of up to 1,500,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the number of Founder Shares will collectively represent approximately 20% of the Company’s issued and outstanding shares after the Initial Public Offering. As a result of the underwriters’ option not to exercise its over-allotment option, 1,500,000 shares were forfeited.

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

Administrative Support Agreement

The Company entered into an agreement, commencing on March 22, 2021, pursuant to which the Company will pay a monthly fee of $10,000 to the Sponsor for administrative services including office space, utilities and secretarial support provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2022, the Company incurred and paid $30,000 and $60,000 in fees for these services, respectively. For the three and six months ended June 30, 2021, the Company incurred and paid $30,000 in fees for these services.

Promissory Note — Related Parties

On December 31, 2020, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. Accelerate Acquisition Corp. no longer borrows on this facility. The Promissory Note was non-interest bearing and payable on the earlier of June 30, 2021, or the consummation of the Initial Public Offering. As of June 30, 2022, and December 31, 2021, there were no amounts outstanding under the Promissory Note.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2022, and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

ACCELERATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.

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

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022, and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 40,000,000 shares of Class A common stock issued and outstanding subject to possible redemption which are presented as temporary equity.

Class B Common Stock — The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. At June 30, 2022 and December 31, 2021, there were 10,000,000 shares of Class B common stock issued and outstanding.

ACCELERATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

NOTE 8. WARRANTS

Warrants —As of June 30, 2022, there were 13,333,333 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 12 months from the closing of the Initial Public Offering and (b) 30 days after the completion of a Business Combination. The warrants will expire five years after the completion of a Business Combination.

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

JUNE 30, 2022

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

JUNE 30, 2022

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

As of June 30, 2022 there were 7,333,333 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

At June 30, 2022, assets held in the Trust Account were comprised of $400,393,149 in Money Market Fund and U.S. Treasury Securities. At December 31, 2021, assets held in the Trust Account were comprised of $400,031,275 in money market funds which are invested primarily in U.S. Treasury Securities. During the period ended June 30, 2022, the Company withdrew $280,000 of interest income from the trust account to pay franchise and income taxes.

ACCELERATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022, and December 31, 2021, indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	June 30, 2022	December 31, 2021
Assets:
Investments held in Trust Account – Money Market Fund and U.S. Treasury Securities	1	$400,393,149	$400,031,275

Liabilities:
Warrant Liabilities – Public Warrants	1	$2,133,333	$11,066,666
Warrant Liabilities – Private Placement Warrants	2	$1,173,334	$6,086,667

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying June 30, 2022 and December 31, 2021, condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.

The Public Warrants were initially valued using a lattice model, specifically a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology, which is considered a Level 3 fair value measurement. As of June 30, 2022, and December 31, 2021, the Public Warrants were valued using the instrument’s publicly listed trading price as of the condensed balance sheet date, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market.

The Private Placement Warrants were initially valued using a lattice model, specifically a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of our common stock. The expected volatility of the Company’s common stock was determined based on the implied volatility of the Public Warrants. As of June 30, 2022, and December 31, 2021, the fair value of the Private Placement Warrants was the equivalent to that of the Public Warrants as they had substantially the same terms as defined in the make-whole provision contained within the warrant agreement; however, they are not actively traded, as such are listed as a Level 2 in the hierarchy table above. The change in fair value is recognized in the statements of operations.

The key inputs into the binomial lattice model for the Private Placement Warrants as of June 30, 2021 were as follows:

June 30, 2021 (Initial Measurement)
Input	Private Warrants
Market price of public shares	$9.69
Risk-free rate	0.90%
Dividend yield	0.00%
Exercise price	$11.50
Effective expiration date	8/1/26

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 30, 2020 (inception) through June 30, 2022, were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had net income of $4,954,730, which consists of changes in fair value of derivative warrant liabilities of $4,753,333 and interest earned on investments held in Trust Account of $608,405, offset by operating and formation costs of $306,101 and provision for income tax of $78,361.

For the six months ended June 30, 2022, we had net income of $13,763,437, which consists of changes in fair value of derivative warrant liabilities of $13,846,666 and interest earned on investments held in Trust Account of $641,874, offset by operating and formation costs of $624,196 and provision for income tax of $78,361

For the three months ended June 30, 2021, we had net loss of $11,933,690, which consists of operating and formation costs of $356,996 and changes in fair value of derivative warrant liabilities of $11,586,668, offset by the interest earned on investments held in Trust Account of $9,974.

For the six months ended June 30, 2021, we had net loss of $5,213,892, which consists of operation and formation costs of $1,284,852 and changes in fair value of derivative warrant liabilities of $3,940,000, offset by the interest earned on investments held in Trust Account of $10,960.

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

For the six months ended June 30, 2022, cash used in operating activities was $562,395. Net income of $13,763,437 was affected by interest earned on investments held in the Trust Account of $641,874 and changes in fair value of derivative warrant liabilities of $13,846,666. Changes in operating assets and liabilities provided $162,708 of cash for operating activities.

For the six months ended June 30, 2021, cash used in operating activities was $1,196,713. Net loss of $5,213,892 was affected by interest earned on investments held in the Trust Account of $10,960, changes in fair value of derivative warrant liabilities of $3,940,000 and transaction costs allocable to derivative warrant liabilities of $801,198. Changes in operating assets and liabilities used $713,059 of cash for operating activities.

As of June 30, 2022, we had investments held in the Trust Account of $400,393,149 (including $393,149 of interest) consisting of money market funds which are invested primarily in U.S. Treasury Securities. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2022, we have withdrawn $280,000 of interest income from the Trust Account.

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

As of June 30, 2022, we had cash of $654,759. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets, or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Derivative Warrant Liabilities

We account for the warrants in accordance with the guidance contained in ASC 815-40, under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value in respect of each reporting period. This liability is subject to re-measurement at each balance sheet date until the warrants are exercised, and any change in fair value is recognized in our statements of operations. The private warrants and the public warrants for periods where no observable traded price was available are valued using a lattice model, specifically a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology. For periods subsequent to the severability of the public warrants from the Units, the public warrant quoted market price was used as the fair value as of each relevant date. As of June 30, 2022, the fair value of the private placement warrants was the equivalent to that of the public warrants as they had substantially the same terms; however, they are not actively traded, as such are listed as a Level 2 fair value instruments. The change in fair value is recognized in the statements of operations.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

Remediation of a Material Weakness in Internal Control Over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness related to the Company’s financial reporting of complex financial instruments and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents. The foregoing actions were completed as of March 31, 2022, and we believe we have remediated the material weakness in internal control over financial reporting.

Changes in Internal Control over Financial Reporting

The Company has made changes in its internal control over financial reporting to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the financial reporting of complex financial instruments that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding financial reporting of complex financial instruments. The Company can offer no assurance that these changes will ultimately have the intended effects.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our our Annual Report on Form 10-K filed with the SEC, except for the below risk factors.

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

As a result, included on our consolidated balance sheet as of June 30, 2022, contained elsewhere in this Quarterly Report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statements of operations. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

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

PART III

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 9th day of August 2022.

ACCELERATE ACQUISITION CORP.

By:	/s/ Robert Nardelli
Name:	Robert Nardelli
Title:	Chief Executive Officer

By:	/s/ Michael Simoff
Name:	Michael Simoff
Title:	Chief Financial Officer