Form 10-Q
period 2022-09-30
Accelerate Acquisition Corp.
filed 2022-11-07
CIK 1838883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 7, 2022, 40,000,000 Class A common stock, par value $0.0001, and 10,000,000 Class B common stock, par value $0.0001, were issued and outstanding.

ACCELERATE ACQUISITION CORP.
Quarterly Report on Form 10-Q

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ACCELERATE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash	$577,701	$937,154
Prepaid expenses	293,318	670,169
Total Current Assets	871,019	1,607,323

Investments held in Trust Account	402,119,954	400,031,275
TOTAL ASSETS	$402,990,973	$401,638,598

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Accrued expenses	$400,209	$353,466
Income taxes payable	265,578	—
Total Current Liabilities	665,787	353,466

Deferred underwriting fee payable	14,000,000	14,000,000
Derivative warrant liabilities	1,446,667	17,153,333
Total Liabilities	16,112,454	31,506,799

Commitments and Contingencies
Class A common stock subject to possible redemption; $0.0001 par value, 500,000,000 shares authorized; 40,000,000 shares at a redemption value of $10.04 and $10.00 per share as of September 30, 2022, and December 31, 2021, respectively	401,784,376	400,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 10,000,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	1,000	1,000
Additional paid-in capital	—	—
Accumulated deficit	(14,906,857)	(29,869,201)
Total Stockholders’ Deficit	(14,905,857)	(29,868,201)
TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$402,990,973	$401,638,598

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACCELERATE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Operating and formation costs	$438,851	$285,524	$1,063,047	$1,570,376
Loss from operations	(438,851)	(285,524)	(1,063,047)	(1,570,376)

Other income:
Interest earned on investments held in Trust Account	1,935,555	10,083	2,577,429	21,043
Change in fair value of derivative warrant liabilities	1,860,000	6,143,067	15,706,666	2,203,067
Total other income	3,795,555	6,153,150	18,284,095	2,224,110

Income before provision for income taxes	3,356,704	5,867,626	17,221,048	653,734
Provision for income taxes	(395,967)	—	(474,328)	—
Net income	$2,960,737	$5,867,626	$16,746,720	$653,734

Weighted average shares outstanding, Class A common stock	40,000,000	40,000,000	40,000,000	28,235,294

Basic and diluted net income per share, Class A common stock	$0.06	$0.12	$0.33	$0.02

Weighted average shares outstanding, Class B common stock	$10,000,000	$10,000,000	$10,000,000	$10,000,000

Basic and diluted net income per share, Class B common stock	$0.06	$0.12	$0.33	$0.02

The accompanying notes are an integral part of the unaudited condensed financial statements.

ACCELERATE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	10,000,000	$1,000	$—	$(29,869,201)	$(29,868,201)

Net income	—	—	—	8,808,707	8,808,707

Balance – March 31, 2022 (unaudited)	10,000,000	$1,000	$—	$(21,060,494)	$(21,059,494)

Accretion for Class A Common Stock to redemption value	—	—	—	(294,788)	(294,788)

Net income	—	—	—	4,977,276	4,977,276

Balance – June 30, 2022 (unaudited)	10,000,000	$1,000	$—	$(16,378,006)	$(16,377,006)

Accretion for Class A Common Stock to redemption value	—	—	—	(1,489,588)	(1,489,588)

Net income	—	—	—	2,960,737	2,960,737

Balance – September 30, 2022 (unaudited)	10,000,000	$1,000	$—	$(14,906,857)	$(14,905,857)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance – January 1, 2021	11,500,000	$1,150	$23,850	$(1,000)	$24,000

Accretion for Class A Common Stock to redemption amount	—	—	(3,324,000)	(32,465,683)	(35,789,683)

Cash paid in excess of fair value for Private Placement Warrants	—	—	3,300,000	—	3,300,000

Forfeiture of Founder Shares	(1,500,000)	(150)	150	—	—

Net income	—	—	—	6,719,798	6,719,798

Balance – March 31, 2021 (unaudited)	10,000,000	$1,000	$—	$(25,746,885)	$(25,745,885)

Net loss	—	—	—	(11,933,690)	(11,933,690)

Balance – June 30, 2021 (unaudited)	10,000,000	$1,000	$—	$(37,680,575)	$(37,679,575)

Net income	—	—	—	5,867,626	5,867,626

Balance – September 30, 2021 (unaudited)	10,000,000	$1,000	$—	$(31,812,949)	$(31,811,949)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ACCELERATE ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$16,746,720	$653,734
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(2,577,429)	(21,043)
Transaction costs allocable to derivative warrant liabilities	—	801,198
Change in fair value of derivative warrant liabilities	(15,706,666)	(2,203,067)
Changes in operating assets and liabilities:
Prepaid expenses	376,851	(807,595)
Accrued expenses	46,743	313,214
Income taxes payable	265,578	—
Net cash used in operating activities	(848,203)	(1,263,559)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(400,000,000)
Cash withdrawn from Trust Account to pay franchise and income taxes	488,750	—
Net cash provided by (used in) investing activities	488,750	(400,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	392,000,000
Proceeds from sale of Private Placement Warrants	—	11,000,000
Proceeds from promissory notes – related party	—	148,311
Repayment of promissory notes – related party	—	(148,311)
Payment of offering costs	—	(565,881)
Net cash provided by financing activities	—	402,434,119

Net Change in Cash	(359,453)	1,170,560
Cash – Beginning of period	937,154	—
Cash – End of period	$577,701	$1,170,560

Supplemental cash flow information:
Cash paid for income taxes	$208,750	$—

Non-cash investing and financing activities:
Deferred underwriting fee payable	$—	$14,000,000
Forfeiture of Founder Shares	$—	$(150)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ACCELERATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from December 30, 2020 (inception) through September 30, 2022, relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

SEPTEMBER 30, 2022

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

SEPTEMBER 30, 2022

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

Liquidity and Going Concern

As of September 30, 2022, the Company had $577,701 in its operating bank accounts, $402,119,954 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $540,810 (excluding $335,578 payable for franchise and income taxes). If the estimate of the costs of identifying a target business, undertaking in-depth due diligence, and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to a Business Combination. Moreover, the Company may need to obtain additional financing or draw on the Working Capital Loans (as defined below) either to complete a Business Combination or because it becomes obligated to redeem a significant number of the Public Shares upon consummation of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company may not have sufficient funds available to complete a Business Combination. Management has determined that the liquidity condition, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate.

ACCELERATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 9, 2022. The interim results for the three and nine months ended September 30, 2022, are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for any future periods.

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

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the condensed balance sheet date that are directly related to the Initial Public Offering. Offering costs were allocated on a relative fair value basis between stockholders’ (deficit) equity and expense. The portion of offering costs allocated to the Public Warrants has been charged to expense. Offering costs associated with the issuance of the Class A common stock issued were charged against the carrying value of the Class A common stock subject to possible redemption upon the completion of the Initial Public Offering. On March 17, 2021, offering costs totaled $22,590,881 (consisting of $8,000,000 of underwriting fees, $14,000,000 of deferred underwriting fees and $590,881 of other offering costs), of which $801,198 was charged to expense and $21,789,683 was charged to temporary equity.

ACCELERATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022, and December 31, 2021.

Investments Held in Trust Account

At September 30, 2022, substantially all of the assets held in the Trust Account were invested in Money Market Funds. At December 31, 2021, substantially all of the assets held in the Trust Account were invested in Money Market Funds. Interest income is recognized when earned. Interest income is recognized when earned. The Company’s portfolio of marketable securities is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ (deficit) equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

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

At September 30, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets is reconciled in the following table:

Gross proceeds	$400,000,000
Less:
Proceeds allocated to Public Warrants	(14,000,000)
Class A common stock issuance costs	(21,789,683)
Plus:
Accretion of carrying value to redemption value	35,789,683

Class A common stock subject to possible redemption, December 31, 2021	400,000,000
Add:
Accretion of carrying value to redemption value	1,784,376
Class A common stock subject to possible redemption, September 30, 2022	$401,784,376

ACCELERATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Derivative Warrant Liabilities

The Company accounts for the Warrants (as defined below) (see Note 9) in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed statements of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available were valued using a lattice model, specifically a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date. The Private Placement Warrants were initially valued using a lattice model, specifically a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology. As of September 30, 2022, and December 31, 2021, the fair value of the Private Placement Warrants was the equivalent to that of the Public Warrants as they had substantially the same terms.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. The Company’s effective tax rate was 11.80% and 0% for the three months ended September 30, 2022 and 2021, respectively, and 2.75% and 0% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022 and 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 20,666,666 shares of Class A common stock in the aggregate. As of September 30, 2022, and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stocks and then share in the earnings of the Company. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

ACCELERATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021		Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per common share
Numerator:
Allocation of net income, as adjusted	$2,368,590	$592,147	$4,694,101	$1,173,525	$13,397,376	$3,349,344	$482,758	$170,977
Denominator:
Basic and diluted weighted average shares outstanding	40,000,000	10,000,000	40,000,000	10,000,000	40,000,000	10,000,000	28,235,294	10,000,000
Basic and diluted net income per common share	$0.06	$0.06	$0.12	$0.12	$0.33	$0.33	$0.02	$0.02

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. The Company has not experienced losses on this account, and management believes the Company is not exposed to significant risks on such account.

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

As of September 30, 2022, and December 31, 2021, the carrying value of cash, prepaid expenses and accrued expenses, approximate their fair values primarily due to the short-term nature of the instruments.

Recent Accounting Standards

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

ACCELERATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 7,333,333 Private Placement Warrants, at a price of $1.50 per warrant, or $11,000,000 in the aggregate. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 8). A portion of the proceeds from the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless.

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

Administrative Support Agreement

The Company entered into an agreement, commencing on March 22, 2021, pursuant to which the Company will pay a monthly fee of $10,000 to the Sponsor for administrative services including office space, utilities and secretarial support provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2022, the Company incurred and paid $30,000 and $90,000 in fees for these services, respectively. For the three and nine months ended September 30, 2021, the Company incurred and paid $30,000 and $60,000 in fees for these services, respectively.

ACCELERATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2022, and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.

A new 1% U.S. federal excise tax could be imposed on the Company in connection with redemptions of the Company’s shares.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

Registration and Stockholder Rights

Pursuant to a registration and stockholder rights agreement entered into on March 17, 2021, the holders of the Founder Shares, Private Placement Warrants, and warrants that may be issued upon conversion of Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A common stock). Any holder of at least 20% of the outstanding registrable securities owned by these holders is entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear certain expenses incurred in connection with the filing of any such registration statements.

ACCELERATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022, and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 40,000,000 shares of Class A common stock issued and outstanding subject to possible redemption which are presented as temporary equity.

Class B Common Stock — The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. At September 30, 2022 and December 31, 2021, there were 10,000,000 shares of Class B common stock issued and outstanding.

In January 2021, the Sponsor transferred 30,000 shares of Class B common stock to each of the Company’s independent directors and 20,000 shares of Class B common stock to each of the Company’s advisors.

Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of stockholders except as otherwise required by law.

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of a Business Combination on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of all shares of common stock outstanding upon completion of the Initial Public Offering, plus (ii) all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the Business Combination (excluding any shares of Class A common stock or equity-linked securities issued, or to be issued, to any seller in a Business Combination, and any private placement-equivalent warrants issued to the Sponsor or its affiliates upon conversion of loans made to the Company). The Company cannot determine at this time whether a majority of the holders of Class B common stock at the time of any future issuance would agree to waive such adjustment to the conversion ratio.

NOTE 8. WARRANTS

Warrants —As of September 30, 2022, there were 13,333,333 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 12 months from the closing of the Initial Public Offering and (b) 30 days after the completion of a Business Combination. The warrants will expire five years after the completion of a Business Combination.

ACCELERATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

ACCELERATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial business combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any founder shares held by the Sponsor or such affiliates, as applicable, prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial business combination on the date of the completion of the initial business combination (net of redemptions), and (z) the volume-weighted average trading price of Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company completes its initial business combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger prices will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively.

As of September 30, 2022 there were 7,333,333 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

At September 30, 2022, assets held in the Trust Account were comprised of $402,119,954 in Money Market Funds. At December 31, 2021, assets held in the Trust Account were comprised of $400,031,275 in money market funds which are invested primarily in U.S. Treasury Securities. During the period ended September 30, 2022, the Company withdrew $488,750 of interest income from the trust account to pay franchise and income taxes.

ACCELERATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022, and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2022	December 31, 2021
Assets:
Investments held in Trust Account – Money Market Fund	1	$402,119,954	$400,031,275

Liabilities:
Warrant Liabilities – Public Warrants	1	$933,333	$11,066,666
Warrant Liabilities – Private Placement Warrants	2	$513,334	$6,086,667

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the accompanying September 30, 2022 and December 31, 2021, condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

The Public Warrants were initially valued using a lattice model, specifically a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology, which is considered a Level 3 fair value measurement. As of September 30, 2022, and December 31, 2021, the Public Warrants were valued using the instrument’s publicly listed trading price as of the condensed balance sheet date, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market.

The Private Placement Warrants were initially valued using a lattice model, specifically a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of common stock. The expected volatility of the Company’s common stock was determined based on the implied volatility of the Public Warrants. As of September 30, 2022, and December 31, 2021, the fair value of the Private Placement Warrants was the equivalent to that of the Public Warrants as they had substantially the same terms as defined in the make-whole provision contained within the warrant agreement; however, they are not actively traded, as such are listed as a Level 2 in the hierarchy table above. The change in fair value is recognized in the condensed statements of operations.

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

	Public Warrants	Private Warrants	Total Warrants
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on March 22, 2021	14,000,000	7,700,000	21,700,000
Change in fair value of derivative warrant liabilities	(4,933,334)	(2,713,333)	(7,646,667)
Fair value as of March 31, 2021	9,066,666	4,986,667	14,053,333
Transfer to Level 1 upon detachment	(9,066,666)	—	(9,066,666)
Change in fair value of derivative warrant liabilities	—	1,931,600	1,931,600
Fair value as of September 30, 2021	—	6,918,267	6,918,267
Change in fair value of derivative warrant liabilities	—	—	—
Transfer to Level 2 due to make-whole provision	—	(6,918,267)	(6,918,267)
Fair value as of December 31, 2021	$—	$—	$—

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 30, 2020 (inception) through September 30, 2022, were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had net income of $2,960,737, which consists of changes in fair value of derivative warrant liabilities of $1,860,000 and interest earned on investments held in Trust Account of $1,935,555, offset by operating and formation costs of $438,851 and provision for income tax of $395,967.

For the nine months ended September 30, 2022, we had net income of $16,746,720, which consists of changes in fair value of derivative warrant liabilities of $15,706,666 and interest earned on investments held in Trust Account of $2,577,429, offset by operating and formation costs of $1,063,047 and provision for income tax of $474,328.

For the three months ended September 30, 2021, we had net income of $5,867,626, which consists of interest earned on investments held in Trust Account of $10,083 and changes in fair value of derivative warrant liabilities of $6,143,067, offset by the operating and formation costs of $285,524.

For the nine months ended September 30, 2021, we had net income of $653,734, which consists of interest earned on investments held in Trust Account of $21,043 and changes in fair value of derivative warrant liabilities of $2,203,067, offset by the operating and formation costs of $1,570,376.

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

For the nine months ended September 30, 2022, cash used in operating activities was $848,203. Net income of $16,746,720 was affected by interest earned on investments held in the Trust Account of $2,577,429 and changes in fair value of derivative warrant liabilities of $15,706,666. Changes in operating assets and liabilities provided $689,172 of cash for operating activities.

For the nine months ended September 30, 2021, cash used in operating activities was $1,263,559. Net income of $653,734 was affected by interest earned on investments held in the Trust Account of $21,043, changes in fair value of derivative warrant liabilities of $2,203,067 and transaction costs allocable to derivative warrant liabilities of $801,198. Changes in operating assets and liabilities used $494,381 of cash for operating activities.

As of September 30, 2022, we had investments held in the Trust Account of $402,119,954 (including $2,119,954 of interest) consisting of money market funds which are invested primarily in U.S. Treasury Securities. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2022, we have withdrawn $488,750 of interest income from the Trust Account.

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

As of September 30, 2022, we had cash of $577,701. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

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

Liquidity and Going Concern

As of September 30, 2022, the Company had $577,701 in its operating bank accounts, $402,119,954 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital deficit of $540,810 (excluding $335,578 payable for franchise and income taxes.). If the estimate of the costs of identifying a target business, undertaking in-depth due diligence, and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to a Business Combination. Moreover, the Company may need to obtain additional financing or draw on the Working Capital Loans (as defined below) either to complete a Business Combination or because it becomes obligated to redeem a significant number of the Public Shares upon consummation of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company may not have sufficient funds available to complete a Business Combination. Management has determined that the liquidity condition, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate.

Off-Balance Sheet Arrangements

We have no obligations, assets, or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Derivative Warrant Liabilities

We account for the warrants in accordance with the guidance contained in ASC 815-40, under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value in respect of each reporting period. This liability is subject to re-measurement at each balance sheet date until the warrants are exercised, and any change in fair value is recognized in our statements of operations. The private warrants and the public warrants for periods where no observable traded price was available were valued using a lattice model, specifically a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology. For periods subsequent to the severability of the public warrants from the Units, the public warrant quoted market price was used as the fair value as of each relevant date. As of September 30, 2022, the fair value of the private placement warrants was the equivalent to that of the public warrants as they had substantially the same terms; however, they are not actively traded, as such are listed as a Level 2 fair value instruments. The change in fair value is recognized in the statements of operations.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As a result, included on our consolidated balance sheet as of September 30, 2022, contained elsewhere in this Quarterly Report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statements of operations. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

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

PART III

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 7th day of November 2022.

ACCELERATE ACQUISITION CORP.

By:	/s/ Robert Nardelli
Name:	Robert Nardelli
Title:	Chief Executive Officer

By:	/s/ Michael Simoff
Name:	Michael Simoff
Title:	Chief Financial Officer